Form 10KSB
period 2000-12-31
COLLEGE SOFTWARE INC
filed 2001-02-05
CIK 1066921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                        Commission file number: 000-31205

                             COLLEGE SOFTWARE, INC.
                             ----------------------
        (Exact name of small business issuer as specified in its charter)

             Florida                                      65-0853816
             -------                                      ----------
(State or other jurisdiction of                (IRS Employee Identification No.)
 incorporation or organization)

            309 - 837 West Hastings Street, Vancouver, B.C., V6C 3N6
            --------------------------------------------------------
                    (Address of principal executive offices)

                                 (604) 605-0507
                                 --------------
                           (Issuer's telephone number)

Securities Registered pursuant to section 12(g) of the Act:   None

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

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

         X
------------------

State issuer's revenues for its most recent fiscal year.      $0

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2000. $0

Number of outstanding shares of the registrant's par value $0.0001 common stock, as of December 31, 2000. 1,185,400

                             COLLEGE SOFTWARE, INC.
                                   FORM 10-KSB
                                      INDEX

                                                                            Page
                                                                            ----
                                     Part I

Item 1.       Business.........................................................3

Item 2.       Properties.......................................................7

Item 3.       Legal Proceedings................................................8

Item 4.       Submission of Matters of a Vote of Security Holders..............8

                                     Part II

Item 5.       Market for Registrant's Common Equity and Related Stockholder
              Matters..........................................................8

Item 6.       Management's Discussion and Analysis of Financial
              Condition and Results of Operation...............................8

Item 7.       Financial Statements and Supplementary Data.....................16

Item 8.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.............................16

                                    Part III

Item 9.       Directors and Executive Officers of the Registrant..............16

Item 10.      Executive Compensation..........................................17

Item 11.      Security Ownership of Certain Beneficial Owners and Management..18

Item 12.      Certain Relationships and Related Transactions..................19

                                     Part IV

Item 13.      Exhibits, Financial Statement Schedule and Reports on Form 8-K..19

Signatures    ................................................................32

                                     Part I

ITEM 1.  BUSINESS

When used in this Form 10-KSB, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-KSB.

General
-------

College Software, Inc. (hereinafter "The Company"), a development stage company, was incorporated on June 29, 1998 under the laws of the State of Florida. Its Articles of Incorporation provided for authorized capital of one hundred and ten million (110,000,000) shares of which one hundred million (100,000,000) are $0.001 par value Common Stock and ten million (10,000,000) are $0.001 par value preferred stock.

The Company was formed to update, market and distribute an existing Microcomputer Courseware Program designed to teach computer literacy through an integrated package of courseware and equipment.

There have been no bankruptcy, receiverships, or similar proceedings by or against the Company. There has been no material reclassification, merger, consolidation, or purchase or sale of any significant asset(s).

The Company's principal executive offices are located at: 309 - 837 West Hastings Street, Vancouver, B.C., V6C 3N6

Business History
----------------

The Company's original microcomputer courseware program was first developed and field tested in the early 1980s by Dr. Peter Braun with the help of United Education and Software (UES), a corporation which then owned and operated 10 proprietary career schools in California in the fields of business, health care, computer technologies, para-legal, court reporting, electronics, machining and welding.

The original Microcomputer Courseware Program consisted of instructor's guides (documentation), visual aids, suggested curriculum, educational software, student workbooks, the computers themselves, and total program lease/purchase financing. The software instructional materials and student manuals were written for microprocessors produced by IBM, Apple, Commodore, Texas Instruments and the Tandy Corporation. The computer course packages could either stand alone or could be added as modules to any school curriculum. Projects within the course include: keyboard operations, BASIC language, how to print, how to calculate, disk files, array processing, inventory control, statistical recording, billing systems and teaching program/testing.

UES had the exclusive license for rights to market the courseware package in the United States and its territories and introduced the program to its career campuses in Southern California and also sold the program to schools in Arkansas, South Carolina, North Carolina, Alabama, Tennessee, Georgia, San Diego and Pasadena. Using the microcomputer courseware package, UES offered courses such as Microcomputer Literacy, Microcomputer Operator, Computerized Office Administration, and Computerized Office Management.

The original teaching approach by Dr. Braun was considered innovative and original in the early 1980s when the courseware program was first introduced and was accepted by the instructors and others who participated in the field testing of the courseware. However, because computer training was, at the time, still an unknown investment, sufficient financing for the business could not be secured and Dr. Braun decided then to abandon the business.

The Company now intends to modernize, update, enhance and expand the existing courseware package to suit modern and changing technologies. The Company believes that it will be successful in building on the business infrastructure laid out by the original courseware program.

The Personal Computer Training Industry
---------------------------------------

As one of many organizations in a $60 billion training market, according to International Data Corporation's 1997 Report, the Company is prepared to implement a strategy to position itself as a broad-based education and training solution provider to various public and private organizations. The Company believes that in order to capitalize on the growth in the training and education market, it needs to target its core competencies to include greater emphasis on customer service and support in addition to a diverse portfolio of products.

Business Development
--------------------

Though in its developmental stage, the Company believes that it has refined a business model that will provide a combination of consulting and related services and computer training courseware to various private and public organizations. The Company will offer a flexible and expanding portfolio of products for their customers with the primary focus being on basic computer software training courseware to be available exclusively online via the Internet.

The Company is seeking to position itself for the paradigm shift in the education and training industry by embracing the Internet and the concept of E-Learning. E-Learning companies are defined as training providers that leverage the Internet and Web technologies to create, enable, deliver and/or facilitate life-long learning. The industry is currently categorizing E-Learning companies into four segments: Content Providers (develop, aggregate and distribute content); Learning Delivery Agents (provide core technology infrastructure, software, systems and hardware); Portals (provide training gateways on the Internet that aggregate information, services, content and applications); and Full Service Training Providers (providing all segments).

The Company has based its business model on the belief that E-Learning, via the Internet, has reached a stage at which both suppliers and buyers are equipped to execute transactions online, on a consistent basis, with the volume necessary to conduct a viable business environment. In addition, the market has produced hardware and application software that now allows users to conduct E-commerce transactions with relative ease while maintaining effective measures of security. The Company believes consumers have been adequately educated to navigate the Internet and now, in general, feel comfortable shopping on-line for a wide variety of goods and services. These developments have opened the door for businesses, including this Company, to begin plying their trade via the Internet.

Products and Services
---------------------

The Company's products and services are expected to include:

1.       Computer training and courseware management system
2.       Expanding portfolio of products
3.       Extensive support services for customers

As different industries and businesses may require different levels of assistance, the Company plans to focus on customer service with each client on an individual basis. The Company will specifically focus on the clients' industry requirements and take into account the specific level of computer literacy within each client's organization, customizing the courseware to match the level of sophistication and support each customer requires.

To date the Company has no new announcements of products or services.

Marketing Strategy
------------------

Within its business model, the Company has developed a three-phase plan for marketing fully functional computer training courseware over the Internet.

In its first phase of marketing, the Company will focus on defined markets within the Northwestern United States and Southwestern Canada. The Company believes that by staying in defined areas, while in the first phase of marketing, it will increase the potential to build up a loyal clientele. In addition, it will allow the Company to create a strong reputation by providing personal and accessible service to each business, thereby further promoting the Company's success. The Company will be able to better gauge advertising success by initially operating within these defined areas.

The second phase of marketing will likely include advertising and promotion to expand throughout the Northwestern United States and Southwestern Canada region. If, and when, it becomes successful with its second phase of marketing, the Company may initiate the third phase of marketing sales that will look to expand its presence across North America, Canada, and into international sales.

The specific sales targets of the Company's marketing campaign will include new and existing computer users who want to upgrade and enhance their computer skills as well as Internet advertisement providers. The Company believes targeting this market will be beneficial since the majority of the potential client base have already identified the need for skills upgrading and following on the paradigm shift to E-Learning, will be looking for solutions online.

Throughout its marketing campaign, the Company will focus on potential clients that have a basic understanding or are willing to learn more about various aspects of computer training. Marketing the benefits of E-Learning to potential clients within the targeted market will be accomplished by targeted advertising to drive traffic to the Company's website, and with strategic alliances with other online businesses.

Competition
-----------

The education and training market is highly fragmented, with no single institution or company holding a dominant share. These companies include providers of traditional instructor-led training, multimedia developers and sellers, textbook publishers and others. Currently, there are several developers of interactive multimedia training products, and management believes the number of these companies will continue to increase. Some of these are larger and have greater resources than the Company, while others offer only specialized training materials.

The Company believes that if it can offer a diverse portfolio of products, reliable delivery capabilities and distribution channels in combination with its ability to effectively manage and administer an education and training environment, it will position the Company to successfully compete in the growing education and training market.

Employees
---------

Currently, the Company has no employees other than the principal. However, additional staff will be added, as the success of the business demands it.

Government Regulations
----------------------

The Company is not currently subject to direct federal, state, or local regulation in the United States other than regulations applicable to businesses generally or directly applicable to electronic commerce. However, because the Internet is becoming increasingly popular, it is possible that a number of laws and regulations may be adopted in the United States with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights, and information security. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the use of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has indicated that it may propose legislation on this issue to Congress in the near future and has initiated action against at least one online service regarding the manner in which personal information was collected from users and provided to third parties. The adoption of such consumer protection laws could create uncertainty in Internet usage and reduce the demand for all products and services. The Company does not provide customer information to third parties and, therefore, does not anticipate any current or proposed legislation relating to online privacy to directly affect its activities to a material extent.

The Company is not certain how its business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption, and other intellectual property issues, taxation, libel, obscenity, and export or import matters. The vast majority of those laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address such issues could possibly create uncertainty in the Internet marketplace. That uncertainty could reduce demand for the Company's products or services or increase the cost of doing business as a result of litigation costs or increased service delivery costs.

Raw Materials
-------------

The Company does not rely on any one or more raw materials or raw material suppliers for the normal course of business.

Patents
-------

The Company has no patents, nor is it in the process of trying to obtain any patents at this time.

Customers
---------

The Company currently does not rely on one or a few customers to continue business nor does the Company believe such a dependency shall evolve in the future for the Company.

ITEM 2.  PROPERTIES

The Company is currently operating out of the office of Dr. Peter Braun's son, Thomas Braun, at 309 - 837 West Hastings Street, Vancouver, B.C., V6C 3N6. The shared space consists of approximately 400 square feet, which is being used by the Company free of charge. The Company believes these facilities will be adequate for its current requirements.

The Company's future plans will likely require additional space as its business plan progresses. If, and when, this should occur, the Company will look into expansion via "satellite" offices into target markets that will be able to financially support the additional office space and manpower required.

As of December 31, 2000, The Registrant had the following tangible assets. (The amount is quoted in US Dollar)

(a)  Real Estate.                           None

(b)  Computer and Office Equipment          $0


ITEM 3.  LEGAL PROCEEDINGS

The Company is not, and does not anticipate being a party to any legal proceedings in the foreseeable future.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fiscal year covered by this report to a vote of security holders of the Company, through the solicitation of proxies or otherwise.


                                     Part II

ITEM 5.  MARKET FOR REGIGRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Company's common stock is quoted on the OTC Bulletin Board under the symbol "CGSW". There has been no market for the Company's shares since it commenced quotation.

(b) As of December 31, 2000, the Company had approximately 27 shareholders of record of the common stock.

(c) No dividends on outstanding common stock have been paid within the last two fiscal years, and interim periods. The Company does not anticipate or intend upon paying dividends for the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

OPERATIONS AND RESULTS FOR THE PAST YEAR ENDED DECEMBER 31, 2000: Activity during the past year has been confined to the identification of markets and development of products.

FUTURE PROSPECTS: The Company is unable to predict when it may launch intended operations, or failing to do so, when and if it may elect to participate in a business acquisition opportunity. The reason for this uncertainty arises from its limited resources, and competitive disadvantage to other public or semi-public issuers, and new uncertainties about compliance with NASD requirements for trading on the OTCBB. Notwithstanding the conditions, the Company expects to develop a capital formation strategy and launch operations during the next twelve to eighteen months.

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

LIMITED OPERATING HISTORY; ANTICIPATED LOSSES; UNCERTAINLY OF FUTURE RESULTS

The Company was organized in 1998, and has no operating history upon which an evaluation of its business and prospects can be based. The Company's prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating the acceptance of the Company's business model.

The Company will be incurring costs to develop, introduce and enhance its courseware program, to establish marketing relationships, and to build an administrative organization. There can be no assurance that the Company will be profitable on a quarterly or annual basis. In addition, as the Company expands its business network and marketing operations it will likely need to increase its operating expenses, broaden its customer support capabilities, and increase its administrative resources. To the extent that such expenses are not subsequently followed by commensurate revenues, the Company's business, results of operations and financial condition will be materially adversely affected.

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

UNPROVEN ACCEPTANCE OF THE COMPANY'S SERVICES AND/OR PRODUCTS

The Company is still in its development stage. As a result, it does not know with any certainty whether its services and/or products will be accepted within the business marketplace. If the Company's services and/or products prove to be unsuccessful within the marketplace, or if the Company fails to attain market acceptance, it could materially adversely affect the Company's financial condition, operating results, and cash flows.

DEPENDENCE ON KEY PERSONNEL

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is included as a separate Exhibit to this report. Please see pages 20 through 31.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In connection with the audits of the most recent fiscal years and any interim period preceding resignation, no disagreements exist with any former accountant on any matter of accounting principles or procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused them to make reference in connection with their report to the subject matter of the disagreement(s).

The principal accountant's report on the financial statements for any of the past two years contained no adverse opinion or a disclaimer of opinion nor was qualified as to uncertainty, audit scope or accounting principles.


                                    Part III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) The following table furnishes the information concerning the Company's directors and officers as of December 31, 2000. The directors of the Company are elected every year and serve until their successors are elected and qualify.

Name                       Age         Title                          Term
------------------         ---         ------------------             ---------
Peter Braun                64          President, Secretary,          Annual
                                       Treasurer and Director

The following table sets forth the portion of their time the Officers and Directors devote to the Company:

Peter Braun       50%

The term of office for each director is one (1) year, or until his/her successor is elected at the Company's annual meeting and is qualified. The term of office for each officer of the Company is at the pleasure of the board of directors.

The board of directors does not have a nominating committee. Therefore, the selection of persons or election to the board of directors was neither independently made nor negotiated at arm's length.

(b)      Identification of Certain Significant Employees.

Strategic matters and critical decisions are handled by the directors and executive officers of the Company.

(c)      Family Relationships.              None

(d)      Business Experience.

The following is a brief account of the business experience during the past five years of each director and executive officer of the Company, including principal occupations and employment during that period and the name and principal business of any corporation or other organization in which such occupation and employment were carried on.

Dr. Braun began his computer career in 1958, with International Business Machines (IBM), as a Customer Engineer. At the age of 30 he decided to study vocational education, and to complete his doctorate in Educational Psychology at the University of Alberta. He then returned to IBM and served as an Educational Consultant in various worldwide locations, including Belgium, Germany, and Italy.

In 1977, he moved to Canada, changing careers to become a teacher-trainer at the University of British Columbia. He has since taught teacher-preparation courses at California State Polytechnic University. He is internationally well-known for his many teacher training workshops and seminars.

Since 1995 - to present Dr. Braun has been self-employed in the real estate development market and since 1998 he has been President of College Software, Inc.

(e)      Directors Compensation

Directors who are also officers of the Registrant receive no cash compensation for services as a director.


ITEM 10. EXECUTIVE COMPENSATION

Section 16(a) of the Securities Exchange Act of 1934, as amended (The "Exchange Act"), requires the Registrant's officers and directors, and persons who own more than 10% of a registered class of the Registrant's equity securities, to file reports of ownership and changes in ownership of equity securities of the Registrant with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish to Registrant with copies of all
Section 16(a) that they file.

Some of the officers and directors of the Company will not devote more than a portion of their time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of their other business and investment activities. Such conflict may require that the company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

EXECUTIVE COMPENSATION

(a)      Cash Compensation.

Compensation paid by the Company for all services provided up to December 31, 2000 to each of its executive officers

                    SUMMARY COMPENSATION TABLE OF EXECUTIVES

                           Annual Compensation                       Long Term Compensation
                           -------------------                       ----------------------
(a)                        (b)      (c)     (d)      (e)             (f)              (g)
Name and                   Year     Salary  Bonus    Other           Restricted       Securities
Principal                           ($)     ($)      Annual          Stock            Underlying/
Position                                             Compensation    Awards           Options
                                                     ($)             ($)              (#)
-------------------------------------------------------------------------------------------------
Peter Braun                2000     0       0        0               0                0
President, Treasurer
Secretary and Director


(h)      The Company has made no Long Term Compensation payouts (LTIP or other)


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

a) Beneficial owners of five percent (5%) or greater, of the Company's common stock: No preferred stock is outstanding at the date of this offering. The following sets forth information with respect to ownership by holders of more than five percent (5%) of the Registrant's common stock known by the Registrant based upon 13,562,480 shares outstanding at December 31, 2000.


Title of          Name and Address of                Amount of Beneficial       Percent
Class             Beneficial Owner                   Interest                   of Class
-----             ----------------                   --------                   --------
Common            Braun Management Services          950,000                    80.1%
                  Suite 309 - 837 West Hastings
                  Vancouver, BC  V6C 3N6

b) The following sets forth information with respect to the Company's common stock beneficially owned by each Officer and Director, and by all Directors and Officers as a group, at December 31, 2000.

Title of          Name and Address of         Amount of                 Percent
Class             Beneficial Owner            Beneficial Interest       of Class
-----             ----------------            -------------------       --------
Common            Peter Braun                 950,000 (1)               80.1%
                  11789 - 79A Avenue
                  Delta, B.C. V4C 1V7

Total as a group                              950,000                   80.1%

(1)  Shares are owned indirectly through Braun Management Services, Inc.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     Part IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a) Financial Statements and Schedules. The following financial statements and schedules for the Company as of December 31, 2000 are filed as part of this report.

         (1) Financial statements of College Software, Inc. and subsidiaries.

Year ended December 31, 2000
                                                                            Page

Independent Auditor's Report for year ended December 31, 2000.................18

Consolidated Balance Sheet at end of December 31, 2000........................19

Consolidated Statement of Operations at end of December 31, 2000..............20

Consolidated Statement of Stockholders' Equity at end of December 31, 2000....21

Consolidated Statement of Cash Flows at end of December 31, 2000..............22

Schedule of Non-Cash Flows from Operating Activities..........................23

Notes to the Consolidated Financial Statements................................24

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


Board of Directors                                              January 24, 2001
COLLEGE SOFTWARE, INC.
Vancouver, BC, Canada

         I have audited the accompanying Balance Sheets of COLLEGE SOFTWARE, INC., as of December 31, 2000, December 31, 1999, and December 31, 1998, and the related statements of operations, stockholders' equity and cash flows for the two years ended December 31, 2000, and December 31, 1999, and the period June 29, 1998, (inception), to December 31, 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of COLLEGE SOFTWARE, INC., as of December 31, 2000, December 31, 1999, and December 31, 1998, and the related statement of operations, stockholders' equity and cash flows for the two years ended December 31, 2000, and December 31, 1999, and the period June 29, 1998, (inception), to December 31, 1998, in conformity with generally accepted accounting principles.

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


/S/ Barry L Friedman
---------------------------
Barry L. Friedman
Certified Public Accountant
1582 Tulita Drive
Las Vegas, NV  89123
(702) 361-8414

                             COLLEGE SOFTWARE, INC.
                          (A Development Stage Company)


                                  BALANCE SHEET
                                  -------------


                                     ASSETS
                                     ------


                                   December       December      December
                                   31, 2000       31, 1999      31, 1998
                                   --------       --------      --------

CURRENT ASSETS                    $          0  $          0  $          0
                                  ------------- ------------- -------------

     TOTAL CURRENT ASSETS         $          0  $          0  $          0
                                  ------------- ------------- -------------

OTHER ASSETS                      $          0  $          0  $          0
                                  ------------- ------------- -------------

     TOTAL OTHER ASSETS           $          0  $          0  $          0
                                  ------------- ------------- -------------

TOTAL ASSETS                      $          0  $          0  $          0
                                  ------------- ------------- -------------


    The accompanying notes are an integral part of these financial statements

                             COLLEGE SOFTWARE, INC.
                          (A Development Stage Company)


                                  BALANCE SHEET
                                  -------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                           December    December    December
                                           31, 2000    31, 1999    31, 1998
                                           ----------- ----------- -----------
CURRENT LIABILITIES

     Accounts Payable                      $       50  $       50  $        0

     Officers Advances (Note #8)                4,305       3,078         650
                                           ----------- ----------- -----------

TOTAL CURRENT LIABILITIES                  $    4,355  $    3,128  $      650
                                           ----------- ----------- -----------

STOCKHOLDERS' EQUITY (Note #4)

     Preferred stock, par value $0.001
     Authorized 10,000,000 shares
     Issued and outstanding at
     December 31, 2000 - None              $        0

     Common stock, par value $0.001
     Authorized 100,000,000 shares
     Issued and outstanding at
     December 31, 1998 -
     1,000,000 shares                                              $    1,000

     December 31, 1999 -
     1,035,400 shares                                  $    1,035

     December 31, 2000 -
     1,185,400 shares                      $    1,185

     Additional Paid-In Capital                24,169      24,169       9,319

     Deficit accumulated during
     the development stage                    -29,709     -28,482     -11,004
                                           ----------- ----------- -----------

TOTAL STOCKHOLDERS' EQUITY                 $   -4,355  $   -3,128  $     -650
                                           ----------- ----------- -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                       $        0  $        0  $        0
                                           ----------- ----------- -----------

    The accompanying notes are an integral part of these financial statements


                                       COLLEGE SOFTWARE, INC.
                                    (A Development Stage Company)


                                       STATEMENT OF OPERATIONS
                                       -----------------------

                                 Year              Year             Jun.29,       Jun.29, 1998
                                 Ended             Ended           1998, to         Inception
                               Dec. 31,          Dec. 31,          Dec. 31,        to Dec. 31,
                                 2000              1999              1998             2000
                                 ----              ----              ----             ----
INCOME

  Revenue                   $             0  $             0  $             0  $             0
                            ---------------- ---------------- ---------------- ----------------

EXPENSES

  General, Selling
  and Administrative        $        18,705  $           445  $        10,559  $        29,709
                            ---------------- ---------------- ---------------- ----------------

TOTAL EXPENSES              $        18,705  $           445  $        10,559  $        29,709
                            ---------------- ---------------- ---------------- ----------------

NET PROFIT/LOSS (-)         $       -18,705  $          -445  $       -10,559  $       -29,709
                            ---------------- ---------------- ---------------- ----------------

Net loss per share -
 Basic and diluted
 (Note #2)                  $        -.1683  $        -.0004  $        -.1032  $        -.2798
                            ---------------- ---------------- ---------------- ----------------

Weighted average
Number of common
Shares outstanding                1,111,630        1,031,521        1,022,778        1,061,977
                            ---------------- ---------------- ---------------- ----------------


    The accompanying notes are an integral part of these financial statements


                                       COLLEGE SOFTWARE, INC.
                                    (A Development Stage Company)


                            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            --------------------------------------------

                                     Common Stock                  Additional        Accumu-
                                     ------------                   paid-in           lated
                                Shares            Amount            Capital          Deficit
                                ------            ------            -------          -------
Balance,
July 5, 1998
Issued for services                 950,000  $           950  $         8,550  $             0

October 31, 1998
Issued for cash                      50,000               50              450

Net loss
June 29,1998
December 31, 1998                                                                      -10,559
                            ---------------- ---------------- ---------------- ----------------

Balance,
December 31, 1998                 1,000,000  $         1,000  $         9,000  $       -10,559

July 10, 1999
Issued for cash                      35,400               35              319

Net loss year ended
December 31, 1999                                                                         -445
                            ---------------- ---------------- ---------------- ----------------

Balance,
December 31, 1999                 1,035,400  $         1,035  $         9,319  $       -11,004

June 29, 2000
Issued for services                 150,000              150           14,850

Net loss year ended
December 31, 2000                                                                      -18,705
                            ---------------- ---------------- ---------------- ----------------

Balance,
December 31, 2000                 1,185,400  $         1,185  $        24,169  $       -29,709
                            ---------------- ---------------- ---------------- ----------------


    The accompanying notes are an integral part of these financial statements



                             COLLEGE SOFTWARE, INC.
                          (A Development Stage Company)


                             STATEMENT OF CASH FLOWS
                             -----------------------

                                           Year              Year             Jun.29,       Jun.29,1998
                                           Ended             Ended           1998, to        (Inception)
                                         Dec. 31,          Dec. 31,          Dec. 31,        to Dec. 31
                                           2000              1999              1998             2000
                                           ----              ----              ----             ----
Cash Flows from
Operating Activities
Net Loss (-), Gain (+)                $      -18,705  $         -445  $      -10,559  $      -29,709

Changes in assets and
Liabilities

Issued for services                          +15,000               0          +9,500         +24,500

Accounts Payable                                 +50               0               0             +50
Officers Advances                             +3,655             +91            +559          +4,305
                                      --------------- --------------- --------------- ---------------

Net cash used in
Operating activities                  $            0  $         -354  $         -500  $         -854

Cash Flows from
Investing Activities                               0               0               0               0

Cash Flows from
Financing Activities
     Issue common
     stock for cash                                0            +354            +500            +854
                                      --------------- --------------- --------------- ---------------

Net Increase (decrease)
 In cash                              $            0  $            0  $            0  $            0

Cash,
Beginning of period                                0               0               0               0
                                      --------------- --------------- --------------- ---------------


Cash, End of Period                   $            0  $            0  $            0  $            0
                                      --------------- --------------- --------------- ---------------


    The accompanying notes are an integral part of these financial statements

                             COLLEGE SOFTWARE, INC.
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
           December 31, 2000, December 31, 1999, and December 31, 1998


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

                             COLLEGE SOFTWARE, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------
           December 31, 2000, December 31, 1999, and December 31, 1998


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

         Loss Per Share
         --------------

                  Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of December 31, 2000, the Company had no dilutive common stock equivalents such as stock options.

                             COLLEGE SOFTWARE, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------
           December 31, 2000, December 31, 1999, and December 31, 1998


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Year End
         --------

                  The Company has selected December 31st, as its year-end.

         Year 2000 Disclosure
         --------------------

                  The Y2K issue had no effect on this Company.


NOTE 3 - INCOME TAXES

         There is no provision for income taxes for the period ended December 31, 2000. The Company's total deferred tax asset as of December 31, 1999, is as follows:

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

                             COLLEGE SOFTWARE, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------
           December 31, 2000, December 31, 1999, and December 31, 1998


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

                             COLLEGE SOFTWARE, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------
           December 31, 2000, December 31, 1999, and December 31, 1998


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

NOTE 8 - OFFICERS ADVANCES

         While the Company is seeking additional capital through a merger with an existing company, an officer of the Company has advanced funds on behalf of the Company to pay for any costs incurred by it. These funds are interest free. As of December 31, 2000, December 31, 1999, and December 31, 1998, the amount advanced was $4,305.00, $3,078.00, and $650.00 respectfully.

         (2)      Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         (3)      Exhibits

The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit
Number            Description of Document
------            -----------------------

3.1 (a)           Articles of Incorporation of the Registrant

3.2 (a)           By-laws of the Registrant

23                Consent of Independent Auditor

-------------------

(a) Included as an Exhibit to College Software, Inc.'s registration statement on Form 10-SB dated July 21, 2000

b)       Reports on Form 8-K

The Company did not file any current reports on Form 8-K during the reporting period.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    February 2, 2001                  COLLEGE SOFTWARE, INC.


                                            By:  /s/ Thomas Braun
                                            ---------------------
                                            Thomas Braun
                                            President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas Braun                  Director                   February 2, 2001
------------------
Thomas Braun

/s/ Peter Braun                   Director                   February 2, 2001
------------------
Peter Braun