Form 10KSB/A
period 2000-12-31
COLLEGE SOFTWARE INC
filed 2001-04-23
CIK 1066921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               Amendment No. 1 to
                                   FORM 10-KSB

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
President, Treasurer
Secretary and Director


(h)      The Company has made no Long Term Compensation payouts (LTIP or other)


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

a) Beneficial owners of five percent (5%) or greater, of the Company's common stock: No preferred stock is outstanding at the date of this offering. The following sets forth information with respect to ownership by holders of more than five percent (5%) of the Registrant's common stock known by the Registrant based upon 1,185,400 shares outstanding at December 31, 2000.


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