Form 10QSB
period 2001-03-31
COLLEGE SOFTWARE INC
filed 2001-05-09
CIK 1066921

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Act Of 1934

                  For the quarterly period ended March 31, 2001

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

Yes        X               No
    --------------            --------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value                          1,185,400
          (Class)                           (Outstanding as of March 31, 2001)

                             COLLEGE SOFTWARE, INC.
                                   FORM 10-QSB
                                      INDEX

                                                                            Page
                                                                            ----
Part I - FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements


                  Assets.......................................................3

                  Liabilities and Stockholder's Equity.........................4

                  Statement of Operations......................................5

                  Statement of Cash Flows......................................6

                  Notes of Financial Statements................................7

         Item 2.  Management's Discussion and Analysis or Plan of Operation....7


Part II  OTHER INFORMATION

         Item 5.  Other Information...........................................13

         Item 6.  Exhibits and Reports on Form 8-K............................13

         Signatures...........................................................13

                             COLLEGE SOFTWARE, INC.
                          (A Development Stage Company)


                                  BALANCE SHEET
                                  -------------


                                     ASSETS
                                     ------


                                                         March      December
                                                        31, 2001    31, 2000
                                                       ----------  ----------
                                                       [unaudited]


CURRENT ASSETS                                         $       0   $       0
                                                       ----------  ----------

     TOTAL CURRENT ASSETS                              $       0   $       0
                                                       ----------  ----------

OTHER ASSETS                                           $       0   $       0
                                                       ----------  ----------

     TOTAL OTHER ASSETS                                $       0   $       0
                                                       ----------  ----------

TOTAL ASSETS                                           $       0   $       0
                                                       ----------  ----------

    The accompanying notes are an integral part of these financial statements

                             COLLEGE SOFTWARE, INC.
                          (A Development Stage Company)


                                  BALANCE SHEET
                                  -------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                          March     December
                                                        31, 2000    31, 2000
                                                       ----------  ----------
                                                       [unaudited]
CURRENT LIABILITIES

     Accounts Payable                                  $       0   $      50

     Officers Advances                                     5,851       4,305
                                                       ----------  ----------


TOTAL CURRENT LIABILITIES                              $   5,851       4,355
                                                       ----------  ----------


STOCKHOLDERS' EQUITY

     Preferred stock, par value $0.001
     Authorized 10,000,000 shares
     Issued and outstanding at
     June 30,2000 - None                               $       0           0

     Common stock, par value $0.001
     Authorized 100,000,000 shares
     Issued and outstanding at
     December 31, 2000 and March 31, 2001 -
     1,185,400 shares                                      1,185   $   1,185

     Additional Paid-In Capital                           24,169      24,169

     Deficit accumulated during
     the development stage                               -31,205     -29,709
                                                       ----------  ----------


TOTAL STOCKHOLDERS' EQUITY                             $  -5,851   $  -4,355
                                                       ----------  ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $       0   $       0
                                                       ----------  ----------

    The accompanying notes are an integral part of these financial statements

                             COLLEGE SOFTWARE, INC.
                          (A Development Stage Company)


                             STATEMENT OF OPERATIONS
                             -----------------------
                                   [unaudited]


                                                   For the three months ended
                                                            March 31
                                                     2001               2000
                                                  -----------        -----------

INCOME

  Revenue                                         $        0         $        0
                                                  -----------        -----------

EXPENSES

  General, Selling and Administrative             $    1,546         $        0
                                                  -----------        -----------


TOTAL EXPENSES                                    $    1,546         $        0
                                                  -----------        -----------


NET PROFIT/LOSS (-)$                              $        0         $        0
                                                  -----------        -----------


Net loss per share - basic and diluted            $   0.0013         $        0
                                                  -----------        -----------

Weighted average number of common shares           1,185,400          1,035,400
                                                  -----------        -----------

   The accompanying notes are an integral part of these financial statements

                             COLLEGE SOFTWARE, INC.
                          (A Development Stage Company)


                             STATEMENT OF CASH FLOWS
                             -----------------------
                                   [unaudited]


                                                      For the three months ended
                                                               March 31
                                                           2001        2000
                                                         --------    --------


Cash Flows from Operating Activities
Net Loss (-), Gain (+)                                   $-1,546     $     0

Changes in assets and liabilities                              0           0

Issued for services                                            0           0

Accounts Payable                                               0           0

Officers Advances                                          1,546           0
                                                         --------    --------

Net cash used in operating activities                    $     0     $     0

Cash Flows from Investing Activities                           0           0

Cash Flows from Financing Activities                           0           0
     Issue common stock for cash
                                                         --------    --------

Net Increase (decrease) in cash                          $     0     $     0


Cash, Beginning of period                                      0           0
                                                         --------    --------


Cash, End of Period                                      $     0     $     0
                                                         --------    --------

    The accompanying notes are an integral part of these financial statements

                             College Software, Inc.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001
                          -----------------------------

NOTE A - SUMMARY OF ACCOUNTING POLICIES
---------------------------------------

1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instruction to form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2000 financial statements and footnotes thereto included in the company's SEC form 10SB.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001

         The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere within this report.

Plan of Operation
-----------------

         The company intends to rely on the expertise of its management to study the market for E-Learning products.

         For critical expenditures such as fees to keep SEC filings current And related charges the company relies on advances from officers. It is impossible to predict the amount of these expenditures. However, such amounts are not expected to exceed $25,000 during the next twelve months.

         It is clear to the company that present funding is not sufficient for the launch of its operations, and that it must interest investors in one or more secondary capital formation programs before it can launch operations. The company is evaluating its options and will proceed accordingly.

Results of Operations
---------------------

        The company has had no operations during the quarterly period ended March 31, 2001, or since on or before approximately 1998. During the quarterly period covered by this Report, the company received no revenue and incurred expenses of $1,496 stemming from general, administrative, and tax expenses.

Liquidity
---------

        At March 31, 2001, the Company had total current assets of $0 and Total liabilities of $5,851.

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


                           PART II: OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On January 15, 2001, Peter Braun resigned as President, Secretary and Treasurer of the Company and Thomas Braun was appointed President, Secretary, Treasurer and Director of the Company. Peter Braun remains on the Board of Directors.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1      Articles of Incorporation of the Registrant*

         3.2      By-laws of the Registrant*

         ----------

         * Previously filed as an exhibit to the Company's Form 10-QSB dated July 21, 2000


(b)      Reports on Form 8-K filed during the three months ended March 31, 2001.

         No Current Reports on Form 8-K were filed during the three months ended March 31, 2001

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   College Software, Inc.
                                                   Registrant

                                                   By: /s/ Thomas A. Braun
                                                   -------------------------
                                                   Thomas A. Braun
                                                   President and Director

May 9, 2001
-----------
Date