Form 10QSB
period 2001-06-30
VICTOR EBNER ENTERPRISES INC/CAN
filed 2001-08-20
CIK 1066921

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                  For the quarterly period ended June 30, 2001
                        Commission file number 000-31205

                         Victor Ebner Enterprises, Inc.
           -----------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



                Florida                                65-0853816
     ----------------------------             -----------------------------
    (State or other jurisdiction of           (IRS Employer Identification
     incorporation or organization)            Number)



                       1660 International Drive, Suite 600
                             McLean, Virginia 22102
                ------------------------------------------------
                    (Address of principal executive offices)


                                 (604) 605-0507
                ------------------------------------------------
                (Issuer's telephone number, including area code)


                             College Software, Inc.
                          309 837 west Hastings Street
                              Vancouver, BC V6C 3N6
                ------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if changed Since Last Report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) Yes [X] No [ ], and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

As of August 14, 2001 the Issuer had outstanding 14,949,400 shares of its Common Stock, $0.001 par value.

                         Victor Ebner Enterprises, Inc.

                     Quarterly Report on Form 10-QSB for the
                      Quarterly Period Ending June 30, 2001


                                Table of Contents



Part I:  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets:
         June 30, 2001 and December 31, 2000

         Condensed Consolidated Statement of Losses:
         Six Months Ended June 30, 2001 and 2000

         Condensed Consolidated Statement of Stockholders' Equity:
         For the Period from November 16, 1998 Through June 30, 2001

         Condensed Consolidated Statement of Cash Flows:
         Six Months Ended June 30, 2001 and 2000

         Notes to Condensed Consolidated Financial Statements:
         June 30, 2001

Item 2.  Management's Discussion and Analysis

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

PART I FINANCIAL INFORMATION

                          VICTOR EBNER ENTERPRISES, INC
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                     ASSETS

                                                       Unaudited
                                                       June 30,     December 31,
                                                         2001           2000
                                                     ------------   ------------
Current assets:
        Cash and equivalents                         $   140,060    $        --
        Accounts Receivable                               62,589             --
         Inventory                                     1,707,749             --
        Prepaid expenses                                 310,201         15,550
                                                     ------------   ------------
 Total current assets                                  2,220,599         15,550

 Plant, Property and Equipment
     Building                                            341,598             --
     Less: Accumulated Depreciation                      215,699             --
                                                     ------------   ------------
                                                         125,899             --

 Other Assets
     Production Costs and intangible assets, net       2,039,756             --
     Other                                                46,629             --
                                                     ------------   ------------
 Total Other Assets                                    2,086,385             --

                                                     $ 4,432,883    $    15,550
                                                     ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
      Accounts payable and accrued expenses          $ 1,357,162    $    25,376
      Notes payable (Note C)                             609,215             --
      Advances from Related Parties                      803,918         21,965
                                                     ------------   ------------
  Total Current Liabilities                            2,770,295         47,341


 Stockholders' equity (Note B):
      Common stock                                   $    14,959    $        10
      Additional paid-in-capital                       2,191,386             --
       Common Stock Subscriptions                             --             --
      Deficit accumulated During Development Stage      (543,757)       (31,801)
                                                     ------------   ------------
Total stockholders' equity                             1,662,588        (31,791)
                                                     ------------   ------------

                                                     $ 4,432,883    $    15,550
                                                     ============   ============

  See accompanying footnotes to the unaudited consolidated financial statements

                                         VICTOR EBNER ENTERPRISES, INC
                                         (A DEVELOPMENT STAGE COMPANY)
                                  CONDENSED CONSOLIDATED STATEMENT OF LOSSES


                                                                                                 Period from
                                                                                                 November 16,
                                                                                                1998 (Date of
                                          Three Months Ended June 30, Six Months ended June 30, Inception) to
                                                2001         2000        2001           2000    June 30, 2001
                                           -------------   ---------  -------------   --------  -------------
Revenues:                                  $         --    $     --   $         --    $    --   $         --

Operating expenses:
     Selling, general and administrative        409,968          --        513,916         --        545,717
     Interest expense                                --          --             --         --             --
                                           -------------   ---------  -------------   --------  -------------
Operating expense                               409,968          --        513,916         --        545,717
                                           -------------   ---------  -------------   --------  -------------

Loss from Operations                       $   (409,968)   $     --   $   (513,916)   $    --   $   (545,717)
  Other Income:
      Interest income                             1,926          --          1,960         --          1,960
                                           -------------   ---------  -------------   --------  -------------
Net Income before taxes                    $   (408,042)   $     --   $   (511,956)   $    --   $   (543,757)

Provision for income taxes                           --          --             --         --             --
                                           -------------   ---------  -------------   --------  -------------

Net income                                 $   (408,042)   $     --   $   (511,956)   $    --   $   (543,757)
                                           =============   =========  =============   ========  =============

Earnings per common share                  $      (0.03)   $     --   $      (0.04)   $    --   $      (0.25)
(basic and assuming dilution)              =============   =========  =============   ========  =============


Weighted average shares outstanding
     Basic                                   13,561,517           1     11,553,665          1      2,184,517

                 See accompanying footnotes to the unaudited consolidated financial statements

                                    VICTOR EBNER ENTERPRISES, INC
                                   (A DEVELOPMENTAL STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                        FOR THE PERIOD NOVEMBER 16, 1998 (DATE OF INCEPTION)
                                       THROUGH JUNE 30, 2001


                                                                        Common Stock        Common Stock
                                                                   Shares        Amount     Subscriptions
                                                                ------------  ------------  ------------
Issuance of Common Stock in exchange for services
on November 16, 1998 at $ 10 per share                                    1   $        10   $        --
Net Loss                                                                 --            --            --
                                                                ------------  ------------  ------------
Balance at December 31, 1998                                              1            10            --
                                                                ------------  ------------  ------------
Balance at December 31, 1999                                              1            10            --
Net Loss                                                                 --            --            --
                                                                ------------  ------------  ------------
Balance at December 31, 2000                                              1            10            --
Issuance of Common Stock on January 24, 2001
in exchange for services                                         12,799,999        12,790            --
Common Stock subscribed in March 2001, at $2.50 per share                --            --     1,360,000
Common Stock subscribed in April 2001, at $2.50 per share                --            --       300,000
Common Stock subscribed in May 2001, at $2.50 per share                  --            --        25,000
Common Stock subscribed in June 2001, at $2.50 per share                 --            --       250,000
Shares issued in connection with the merger of College
Software on May  18, 2001 (Note A)                                1,185,400         1,185            --
Common Stock Subscriptions exchanged for shares of Common
Stock on June 8, 2001 at $2.50 per share                            774,000           774    (1,935,000)
Common Stock issued in exchange for services on June 27, 2001
at $1.00 per share                                                  200,000           200            --
Contribution of net assets  by stockholder  on June 28, 2001
(Note A)                                                                 --            --            --

Net Loss                                                                 --            --            --
                                                                ------------  ------------  ------------
Balance at June 30, 2001                                         14,959,400   $    14,959   $        --
                                                                ============  ============  ============
                                                                                             (CONTINUED)

                                                                                Deficit
                                                                              Accumulated
                                                                 Additional     During          Total
                                                                  Paid in     Development    Stockholder's
                                                                  Capital        Stage          Equity
                                                                ------------  ------------   ------------
Issuance of Common Stock in exchange for services
on November 16, 1998 at $ 10 per share                          $        --   $        --    $        10
Net Loss                                                                 --           (10)           (10)
                                                                ------------  ------------   ------------
Balance at December 31, 1998                                             --           (10)            --
                                                                ------------  ------------   ------------
Balance at December 31, 1999                                             --           (10)            --
Net Loss                                                                 --       (31,791)       (31,791)
                                                                ------------  ------------   ------------
Balance at December 31, 2000                                             --       (31,801)       (31,791)
Issuance of Common Stock on January 24, 2001
in exchange for services                                                 --            --         12,790
Common Stock subscribed in March 2001, at $2.50 per share                --            --      1,360,000
Common Stock subscribed in April 2001, at $2.50 per share                --            --        300,000
Common Stock subscribed in May 2001, at $2.50 per share                  --            --         25,000
Common Stock subscribed in June 2001, at $2.50 per share                 --            --        250,000
Shares issued in connection with the merger of College
Software on May  18, 2001 (Note A)                                       --            --          1,185
Common Stock Subscriptions exchanged for shares of Common
Stock on June 8, 2001 at $2.50 per share                          1,934,226            --             --
Common Stock issued in exchange for services on June 27, 2001
at $1.00 per share                                                  199,800            --        200,000
Contribution of net assets  by stockholder  on June 28, 2001
(Note A)                                                             57,360            --         57,360

Net Loss                                                                 --      (511,956)      (511,956)
                                                                ------------  ------------   ------------
Balance at June 30, 2001                                        $ 2,191,386   $  (543,757)   $ 1,662,588
                                                                ============  ============   ============

            See accompanying footnotes to the unaudited consolidated financial statements

                               VICTOR EBNER ENTERPRISES, INC
                               (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                          Period from
                                                                                         November 16,
                                                                                         1998 (Date of
                                                             Six Months Ended June 30,   Inception) to
                                                                2001           2000      June 30, 2001
                                                            ------------   ------------  ------------
Cash flows from operating activities:
     Net loss from operating activities                     $  (511,956)   $        --   $  (543,757)
     Adjustments to reconcile net income to net cash:

         Organization and acquisition cost expensed               7,036             --         7,036
         Common Stock Issued in exchange for services           312,790             --       312,800
         Change in:
               Prepaid expenses and other assets, net          (243,450)            --      (259,000)
               Accounts payable and accrued expenses, net       185,580             --       210,956
                                                            ------------   ------------  ------------
     Net cash from operating activities                        (250,000)            --      (271,965)

Cash flows used in investing activities:
     Production Costs                                        (1,636,524)            --    (1,636,254)
     Cash acquired in connection with acquisition                91,584             --        91,584
                                                            ------------   ------------  ------------
     Net cash used in investing activities                   (1,544,940)            --    (1,544,670)

Cash flows (used in)/provided by financing activities:
     Proceeds from loans from stockholders                           --             --        21,695
     Proceeds from common stock subscriptions                        --             --            --
     Proceeds from issuance of common stock                   1,935,000             --     1,935,000
                                                            ------------   ------------  ------------
     Net cash used in financing activities                    1,935,000             --     1,956,695
                                                            ------------   ------------  ------------

Net increase in cash and cash equivalents                       140,060             --       140,060

Cash and cash equivalents at January 1                               --             --            --
                                                            ------------   ------------  ------------

Cash and cash equivalents at June 30                        $   140,060    $        --   $   140,060
                                                            ============   ============  ============


Supplemental Information:
     Interest Paid                                          $        --    $        --   $        --
     Income Tax Paid                                                 --             --            --
     Common stock issued in exchange for services               312,790             --       312,800
     Acquisition:
         Assets Acquired                                      3,761,322             --     3,761,323

         Liabilities Assumed                                 (3,703,962)            --    (3,709,813)

       See accompanying footnotes to the unaudited consolidated financial statements

                         VICTOR EBNER ENTERPRISES, Inc.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

NOTE A- SUMMARY OF ACCOUNTING POLICIES


General
-------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Rule 310(b) of Regulation S-B, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's SEC Form 8-K, as amended.


Business and Basis of Presentation
----------------------------------

On November 16, 1998, Victor Ebner Enterprises, Inc. (the "Company") was incorporated under the laws of the State of New York. The Company is in the development stage , as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and its efforts have been principally devoted to developing audio-visual language instruction systems in the United States. To date, the Company has generated no sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through June 30, 2001, the Company has accumulated losses of $ 543,757.

On May 18, 2001, Victor Ebner Enterprises, Inc. ("Victor Ebner") completed an Agreement and Plan of Reorganization ("Agreement") with College Software, Inc. ("College") an inactive publicly registered shell corporation with no significant assets or operations organized under the State laws of Florida. For accounting purposes, Victor Ebner shall be the surviving entity. The transaction is accounted for using the purchase method of accounting. The total purchase price and carrying value of net assets acquired of College was $7,036. From College's inception, until the date of the merger, College was an inactive corporation with no assets and liabilities. In accordance with APB Opinion 16, the consolidated financial statements include the accounts of Victor Ebner as the acquiring entity and College as the wholly owned subsidiary. Significant intercompany transactions have been eliminated in consolidation. The total

                         VICTOR EBNER ENTERPRISES, Inc.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)


purchase price and carrying value of net assets acquired by Victor Ebner of College was $ 7,036. The net assets acquired were as follows:

          Common stock retained by College shareholders                  $1,185
          Excess of liabilities assumed over assets acquired              5,851
                                                                         -------
          Total consideration paid                                       $7,036
                                                                         =======


In accordance with SOP 98-5, the Company will expense as organization costs the $7,036.

Effective with the Agreement, all previously outstanding common stock, preferred stock, options and warrants owned by Victor Ebner stockholders were exchanged for an aggregate of 12,800,000 shares of College common stock. The value of the stock that was issued was the historical cost of Victor Ebner's net tangible assets, which did not differ materially from their fair value. In accordance with Accounting Principles Opinion No. 16, Victor Ebner is the acquiring entity.

As College was an inactive corporation with no significant operations, the Company recorded the carryover historical basis of net tangible assets acquired, which did not differ materially from their historical cost. The results of operations subsequent to the date of acquisition are included in the Company's consolidated statement of losses.

On June 28, 2001, the Company's principal shareholder and President contributed to the Company his equity interest, representing 100% of the total and outstanding shares of common stock of the following operating entities to the
Company:

    o Victor Ebner Enterprises, SA., and its wholly owned subsidiaries Victor Ebner Formation et Recherche Redagogique, Victor Ebner Traduction SA, Victor Ebner Production, and Victor Ebner Edition and Diffusion SA.

    o    Victor Ebner France SARL

In accordance with Staff Accounting Bulletin Topic 5-T, the Company accounted for the contribution of the companies as assets and assumption of liabilities, and a corresponding capital contribution.

The transaction is accounted for using the purchase method of accounting. The Company recorded the carryover historical basis of net tangible assets

                         VICTOR EBNER ENTERPRISES, Inc.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

contributed, which did not differ materially from their historical cost. The results of operations subsequent to the date of acquisition are included in the Company's consolidated statement of losses.

The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries, Victor Ebner Formation et Recherche Redagogique, Victor Ebner Traduction SA, Victor Ebner Production, Victor Ebner Edition and Diffusion SA, Victor Ebner Enterprises, SA and Victor Ebner France SARL. Significant intercompany transactions have been eliminated in consolidation.

This acquisition was accounted for using the purchase method of accounting. The assets and liabilities do not very greatly from their stated fair market values.

The following assets and liabilities were received/assumed by the Company in connection with the transaction:


Cash and cash equivalents                                           $    91,584
Accounts Receivable                                                      62,589
Prepaid Assets                                                           51,200
Inventory                                                             1,707,749
Building, net                                                           125,899
Intangibles, net                                                      1,675,672
Other Assets                                                             46,629
Advances from Related Parties                                        (1,915,367)
Notes Payable                                                          (609,215)
Accounts Payable and Accrued Expenses
                                                                     (1,179,380)
                                                                    ------------
Net assets contributed                                              $    57,360
                                                                    ============


These activities are conducted primarily in Europe and North America.

Liquidity
---------

As shown in the accompanying financial statements, Victor Ebner incurred a net loss of $ 543,757 from its inception through June 30, 2001. Victor Ebner's current liabilities assets exceeded its current assets by $ 549,696 as of June 30, 2001 . Substantially all of Victor Ebner's assets are illiquid.

                         VICTOR EBNER ENTERPRISES, Inc.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)


Concentrations of Credit Risk
-----------------------------

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company's customers are concentrated primarily in Europe and it periodically reviews its trade receivables in determining its allowance for doubtful accounts.


Marketable Securities
---------------------

Common stock received by the Company for services is usually freely traded stock and is recorded at its fair market value on the date the contract is signed. All of the Company's marketable securities are categorized as available-for-sale securities, as defined by the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." None of the securities held have been included in cash equivalents.

These securities are stated at estimated fair value based upon market quotes. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported, net of tax, as a separate component of stockholders' equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings when sold based upon the adjusted cost of the specific security sold.


Inventories
-----------

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories consist of proprietary instructional printed, audio and video materials.


Intangible Assets
-----------------

Amortization of publishing rights, course libraries and related existing technology is provided using the straight line method over their estimated useful lives, ranging from five to 15 years.

                         VICTOR EBNER ENTERPRISES, Inc.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)


NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)


Foreign Currency Translation
----------------------------

The Company translates the foreign currency financial statements of its Swiss and French in accordance with the requirements of SFAS No. 52, "Foreign Currency Translation". Assets and liabilities are translated at current exchange rates, and related revenue and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholders' equity. Foreign currency transaction gains and losses are included in the statement of income.


New Accounting Pronouncements
-----------------------------

In March 2000, the Financial Accounting Standards Board issued interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have an affect on the Company's financial statements but may impact the accounting for grants or awards in future periods


NOTE B - CAPITAL STOCK

The Company is authorized to issue 50,000,000 shares of common stock , with no par value per share. On January 24, 2001, the Company issued 12,799,999 shares of its common stock to its principal shareholder in exchange for reimbursement of services aggregating $12,790. The Company valued the stock issued based upon the fair value of the services received. In March , 2001 outside investors subscribed to purchase $1,360,000 of the Company's common stock priced at $2.50 per share in connection with a private placement of its securities to sophisticated investors outside the United States.

                         VICTOR EBNER ENTERPRISES, Inc.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

NOTE B - CAPITAL STOCK (continued)

In the three months ended June 30, 2001, outside investors subscribed to purchase $575,000 of the Company's common stock priced at $ 2.50 per share in connection with the private placement of its securities to sophisticated investors outside of the United States.

The Company issued 1,185,400 shares of common stock in connection with the merger with College Software.

In June 2001, 774,000 shares were issued in exchange for common stock subscriptions.

In June 2001, the Company issued 200,000 shares of common stock to a consultant for services rendered. The shares were valued at $1.00 per share, which represented the average closing price of the Company's common stock five days prior to Company's authorization to issue the consultant the shares.

On June 28, 2001, the Company's principal shareholder contributed the assets and liabilities of Victor Ebner France SARL and Victor Ebner Enterprises, SA., and its wholly owned subsidiaries Victor Ebner Formation et Recherche Redagogique, Victor Ebner Traduction SA, Victor Ebner Production, and Victor Ebner Edition and Diffusion SA.


NOTE C - NOTES PAYABLE

Notes Payable at June 30, 2001 consists of the following:

Loan payable to bank, secured by real property
and improvements, interest at 5% per annum                             $469,069

Loan payable to bank, secured by accounts receivable
and guaranteed by Company's President and principal
shareholder; interest at Bank' variable lending rate                    140,146
                                                                       ---------
                                                                       $609,215
                                                                       =========


NOTE D - LICENSE AGREEMENT

On January 24, 2001, Victor Ebner entered into a Licensing Agreement with Victor Ebner Enterprises, SA, a Swiss company owned by the Company's sole shareholder. The Licensing Agreement provides Victor Ebner with the right to use the Victor Ebner Enterprises SA audio-visual language instruction systems exclusively in the United States. The Licensing Agreement provides for a term of 5 years and a royalty payment equal to the greater of six per cent (6%) of net sales or $25,000 per year. As a result of the contribution of the Victor Ebner Enterprises, SA to the Company by its sole owner, Christian Ebner on June 28, 2001, the License Agreement has been cancelled.


NOTE E - SUBSEQUENT EVENT

Subsequent to the date of the financial statements, outside investors subscribed to purchase 20,000 shares of the Company's common stock priced at $2.50 per share in connection with a private placement of its securities to sophisticated investors outside the United States.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS of FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere within this Report.

Forward Looking Statements

This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein that address activities, events or developments that the Company expects, believes, estimates, plans, intends, projects or anticipates will or may occur in the future, are forward-looking statements. Actual events may differ materially from those anticipated in the forward-looking statements. Important risks that may cause such a difference include: general domestic and international economic business conditions, increased competition in the Company's markets and products. Other factors may include, availability and terms of capital, and/or increases in operating and supply costs. Market acceptance of existing and new products, rapid technological changes, availability of qualified personnel also could be factors. Changes in the Company's business strategies and development plans and changes in government regulation could adversely affect the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. There can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company that the objectives and expectations of the Company would be achieved.

OVERVIEW

Item 2.  Management's Plan of Operation


The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere within this Report.

Through June 28, 2001, Victor Ebner was in the development stage and had earned no revenues from operations. On June 28, 2001, the Company's principal shareholder, Christian Ebner, contributed his interest inVictor Ebner France SARL and Victor Ebner Enterprises, SA., and its wholly owned subsidiaries Victor Ebner Formation et Recherche Redagogique, Victor Ebner Traduction SA, Victor Ebner Production, and Victor Ebner Edition and Diffusion SA.

Mr. Ebner's contributed interest represented 100% of the total and outstanding shares of Victor Ebner France SARL and Victor Ebner Enterprises SA. During the next twelve months Victor Ebner intends to develop a business that creates audio-visual training instruction systems in the United States as well as integrate the Swiss and French subsidiaries under the Company's organization.. This will include, but not be limited to developing marketing materials, renting office and class room space, and interviewing and hiring administrative, marketing and instructional personnel. Victor Ebner may experience fluctuations in operating results in future periods due to a variety of factors including, but not limited to, market acceptance of Victor Ebner's audio-visual language instruction methods and materials, Victor Ebner's ability to acquire and deliver high quality products at a price lower than currently available to consumers, Victor Ebner's ability to obtain additional financing in a timely manner and on terms favorable to Victor Ebner, Victor Ebner's ability to successfully integrate prospective asset acquisitions to its existing business operation, intense and increasing competition from language training schools, online deliveries of language training and materials , delays or errors in Victor Ebner's ability to upgrade and develop its systems and infrastructure in a timely and effective manner, technical difficulties, system downtime or utility brownouts, Victor Ebner's ability to attract customers at a steady rate and maintain customer satisfaction, seasonality of advertising sales, company promotions and sales programs, the amount and timing of operating costs and capital expenditures relating to the expansion of Victor Ebner's business, operations and infrastructure and the implementation of marketing programs, key agreements and strategic alliances, the number of products offered by Victor Ebner, the number of returns and cancellations experienced by Victor Ebner, and general economic conditions specific to the foreign language instruction industry.


REVENUES

Victor Ebner has generated no revenues from operations from its inception. As the Company integrates its Swiss and French wholly owned subsidiaries, Victor Ebner believes it will begin earning revenues from operations within the next twelve months as it transitions from a development stage company to that of an active growth stage company.


COSTS AND EXPENSES

During the six months ended June 30, 2001, Victor Ebner did not generate any revenues. Victor Ebner incurred expenses of $513,916, which were comprised of general administrative expenses. Victor Ebner incurring $238,038 of legal, consulting and accounting fees and costs in connection with the development of Victor Ebner's business plan, and market research in the United States.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001, Victor Ebner had a deficiency in working capital of $549,696 compared to a working capital deficit of $ 31,791 at December 31, 2000, a decrease in working capital of $517,905. The decrease in working capital was due to increases in accounts payable and accrued expenses during the period ended June 30, 2001.

As a result of Victor Ebner's operating losses from its inception through June 30, 2001, Victor Ebner generated a cash flow deficit of $ 271,965 from operating activities. From inception, through June 30, 2001, Victor Ebner has invested $1,636,254 in developing its foreign language programming to be marketed in North America. Victor Ebner met its cash requirements during the period through proceeds of $1,935,000 from the sale of its restricted common stock.

While Victor Ebner's shareholder has in the past, provided the funds necessary to meet its working capital and financing needs, additional financing is required in order to meet Victor Ebner's current and projected cash flow deficits from operations and development. Victor Ebner is seeking financing in the form of equity in order to provide the necessary working capital. Victor Ebner currently has no commitments for financing. There are no assurances Victor Ebner will be successful in raising the funds required.

Victor Ebner believes that its existing capital resources will not be sufficient to fund its current level of operating activities, capital expenditures, debt and other obligations through the next 12 months. Victor Ebner anticipates it will generate cash flow deficits during the next twelve months. If during that period or thereafter, Victor Ebner is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to Victor Ebner, this could have a material adverse effect on Victor Ebner's business, results of operations liquidity and financial condition.

The Company's independent certified public accountants have stated in their report included in the Company's December 31, 2000 Form 8-K, as amended, that the Company has incurred operating losses since its inception, and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.


PRODUCT RESEARCH AND DEVELOPMENT

Other than disclosed, Victor Ebner does not anticipate performing research and development for any products during the next twelve months.

ACQUISITION OR DISPOSITION OF PLANT AND EQUIPMENT

Victor Ebner does not anticipate the sale of any significant property, plant or equipment during the next twelve months. Victor Ebner does not anticipate the acquisition of any significant property, plant or equipment during the next 12 months, other than computer equipment and peripherals used in Victor Ebner's day-to-day operations. Victor Ebner believes it has sufficient resources available to meet these acquisition needs.


NUMBER OF EMPLOYEES

As of June 30, 2001, Victor Ebner had 23 full time or part time employees. In order for Victor Ebner to attract and retain quality personnel, Victor Ebner anticipates it will have to offer competitive salaries to future employees. Victor Ebner anticipates increasing its employment base of four (4) to ten (10) full and/or part-time employees in the United State and Canada during the next 12 months. This projected increase in personnel is dependent upon Victor Ebner generating revenues and obtaining sources of financing. As Victor Ebner continues to expand, Victor Ebner will incur additional costs for personnel. There are no assurances Victor Ebner will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.



PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes is Securities and Use of Proceeds

         (a) None
         (b) None
         (c) Sale of Securities
On May 18, 2001, the Company issued 12,800,000 shares of its restricted common stock in connection with the merger with Victor Ebner Enterprises, Inc. (a company formed under the laws of the State of New York). This issuance is considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

On June 8, 2001, the Company issued 774,000 shares of its restricted common stock to accredited investors outside the United States in exchange for $1,935,000. These issuances were considered exempt by reason of Section 4(2) of the Securities Act of 1933

On June 27, 2001, the Company issued 200,000 shares of registered common stock valued at $1.00 per share to an outside consultant in exchange for financial advisory services. The shares were issued pursuant to a Registration Statement filed on SEC Form S-8 on June 27, 2001

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K.


Reports on Form 8-K

On May 25, 2001, the Company filed a Current Report on Form 8-K dated May 15, 2001, and amended on June 27, 2001 , reporting under Items 2 and 7 , the merger with Victor Ebner Enterprises, Incorporated (a New York corporation), a change in the Company's name to Victor Ebner Enterprises, Inc. and a change in control of the Company.

On June 27, 2001, the Company filed a Current Report on Form 8-K dated June 18, 2001 reporting under Item 4, the a change in the Company's certifying accountants.

SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Victor Ebner Enterprises, Inc., Inc.
(Registrant)

Date: August 20, 2001           By: /s/ Christian Ebner
                                    --------------------------------------------
                                    Christian Ebner
                                    Chief Executive Officer and
                                    Chief Financial Officer