Form 10QSB
period 2001-09-30
VICTOR EBNER ENTERPRISES INC/CAN
filed 2001-11-21
CIK 1066921

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                For the quarterly period ended September 30, 2001
                        Commission file number 000-31205

                         Victor Ebner Enterprises, Inc.
           -----------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



          Florida                                             65-0853816
-------------------------------                     ----------------------------
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) Yes [ x ] No [ ], and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

As of November 16, 2001 the Issuer had outstanding 14,979,400 shares of its Common Stock, $0.001 par value.

                         Victor Ebner Enterprises, Inc.

                     Quarterly Report on Form 10-QSB for the
                   Quarterly Period Ending September 30, 2001


                                Table of Contents



Part I:  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet:
                  September 30, 2001 and December 31, 2000

                  Condensed Consolidated Statement of Operations:
                  Three Months Ended September 30, 2001 and 2000
                  Nine Months Ended September 30, 2001 and 2000

                  Condensed Consolidated Statement of Cash Flows:
                  Nine Months Ended September 30, 2001 and 2000

                  Notes to Condensed Consolidated Financial Statements:
                  September 30, 2001

Item 2.  Management's Discussion and Analysis

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

PART I FINANCIAL INFORMATION

                          VICTOR EBNER ENTERPRISES, INC

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                  September 30,  December 31,
                                                                      2001           2000
                                                                  ------------   ------------
                           ASSETS
Current assets:
     Cash and equivalents                                         $    63,242    $         -
     Accounts Receivable                                              498,014              -
     Inventory                                                      1,880,626              -
     Prepaid expenses                                                 259,000         15,550
                                                                  ------------   ------------
 Total current assets                                               2,700,882         15,550

 Plant, Property and Equipment
     Buildings                                                        594,527              -
     Less: Accumulated Depreciation                                   227,086              -
                                                                  ------------   ------------
                                                                      367,441              -

 Other Assets
     Production Costs and intangible assets, net                    2,473,696              -
     Other                                                                  -              -
                                                                  ------------   ------------
 Total Other Assets                                                 2,473,696              -

                                                                  $ 5,542,019    $    15,550
                                                                  ============   ============

            LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
      Accounts payable and accrued expenses                       $ 2,252,202    $    25,376
       Line of Credit                                                 609,215              -
       Advances from Related Parties                                   76,068         21,965
                                                                  ------------   ------------
  Total Current Liabilities                                         2,937,485         47,341


 Stockholders' equity:
      Common stock, par value $.001; 100,000,000 shares
        authorized; 14,979,400 and 10 issued and outstanding at
        September 30, 2001 and December 31, 2000, respectively         14,979             10
      Additional paid-in-capital                                    2,706,491              -
      Common Stock Subscriptions                                      465,000              -
      Retained earnings                                              (581,936)       (31,801)
                                                                  ------------   ------------
                                                                    2,604,534        (31,791)
                                                                  ------------   ------------

                                                                  $ 5,542,019    $    15,550
                                                                  ============   ============



 See accompanying footnotes to the unaudited condensed consolidated financial statements



                                         VICTOR EBNER ENTERPRISES, INC
                                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                  (UNAUDITED)

                                           Three Months Ended September 30, Nine Months Ended September 30,
                                               2001            2000            2001            2000
                                           -------------   -------------   -------------   -------------
Revenues:
      Sales                                $  1,322,832    $          -    $  1,322,832    $          -

Operating expenses:
     Selling, general and administrative      1,349,749               -       1,863,665               -
     Depreciation expense                        11,387               -          11,387               -
     Interest expense                                 -               -               -               -
                                           -------------   -------------   -------------   -------------
Operating expenses                            1,361,136               -       1,875,052               -
                                           -------------   -------------   -------------   -------------

Income (loss) from Operations                   (38,304)              -        (552,220)              -
Other Income:
     Interest Income                                125               -           2,085               -
                                           -------------   -------------   -------------   -------------
                                                    125               -           2,085               -
                                           -------------   -------------   -------------   -------------

Net Income before taxes                    $    (38,179)   $          -    $   (550,135)   $          -

Provision for income taxes                            -               -               -               -
                                           -------------   -------------   -------------   -------------

Net income (loss)                          $    (38,179)   $          -    $   (550,135)   $          -
                                           =============   =============   =============   =============

Earnings per common share                  $      (0.00)   $      (0.00)   $      (0.04)   $      (0.00)
                                           =============   =============   =============   =============
(basic and assuming dilution)

Weighted average shares outstanding
     Basic                                   14,969,730               1      12,700,757               1
     Diluted



           See accompanying footnotes to the unaudited condensed consolidated financial statements

                                                     F-2



                          VICTOR EBNER ENTERPRISES, INC
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                          Nine Months Ended September 30,
                                                             2001           2000
                                                         ------------   ------------
Cash flows from operating activities:
     Net income from operating activities                $  (550,135)   $         -
     Adjustments to reconcile net income to net cash:
         Depreciation and amortization                        11,387              -
         Organization and acquisition costs expenses           7,036              -
         Common Stock Issued in exchange for services        332,790              -
         Change in:
            Accounts Receivable                             (435,425)             -
            Inventory                                       (172,877)             -
            Prepaid expenses and other assets               (243,450)             -
            Due to/from Affiliates                                 -              -
            Accounts payable and accrued expenses            996,028              -
    Stock issued for merger consulting fees                        -              -
                                                         ------------   ------------
    Net cash from operating activities                       (54,646)             -

Cash flows used in investing activities:
    Production Costs                                      (2,473,696)             -
    Cash acquired in connection with acquisition              91,584              -
                                                         ------------   ------------
    Net cash used in investing activities                 (2,382,112)             -

Cash flows (used in)/provided by financing activities:
    Proceeds from loans from stockholders                          -              -
    Proceeds from common stock subscriptions                 465,000              -
    Proceeds from issuance of common stock                 2,035,000              -
                                                         ------------   ------------
    Net cash used in financing activities                  2,500,000              -
                                                         ------------   ------------

Net increase in cash and cash equivalents                     63,242              -

Cash and cash equivalents at January 1                             -              -
                                                         ------------   ------------

Cash and cash equivalents at June 30                     $    63,242    $         -
                                                         ============   ============

Supplemental Information:
      Interest Paid                                      $         -    $         -
      Income Tax Paid                                              -              -
      Common stock issued in exchange for services           332,790              -
      Acquisition:
         Assets Acquired                                   3,761,323              -
         Goodwill                                                  -              -
         Liabilities Assumed                              (3,703,962)             -
       Common Stock Issued                                   (57,361)             -
                                                         ------------   ------------
                                                         $        -     $         -
                                                         ============   ============


 See accompanying footnotes to unaudited condensed consolidated financial statements


                         VICTOR EBNER ENTERPRISES, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES


General
-------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Rule 310(b) of Regulation S-B, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's SEC Form 8-K, as amended.


Business and Basis of Presentation
----------------------------------

On November 16, 1998, Victor Ebner Enterprises, Inc. (the "Company") was incorporated under the laws of the State of New York. From its inception, the Company was a development stage , as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7"), with its efforts in past devoted principally to developing audio-visual language instruction systems in the United States. During the three months ended September 30, 2001, the Company transitioned from a development stage company to an established operating enterprise. Accordingly, cumulative amounts and other disclosures previously required under SFAS No. 7 are not presented.

On May 18, 2001, Victor Ebner Enterprises, Inc. ("Victor Ebner") completed an Agreement and Plan of Reorganization ("Agreement") with College Software, Inc. ("College") an inactive publicly registered shell corporation with no significant assets or operations organized under the State laws of Florida. For accounting purposes, Victor Ebner shall be the surviving entity. The transaction is accounted for using the purchase method of accounting. The total purchase price and carrying value of net assets acquired of College was $7,036. From College's inception, until the date of the merger, College was an inactive corporation with no assets and liabilities. In accordance with APB Opinion 16, the consolidated financial statements include the accounts of Victor Ebner as the acquiring entity and College as the wholly owned subsidiary. Significant intercompany transactions have been eliminated in consolidation. The total purchase price and carrying

                         VICTOR EBNER ENTERPRISES, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)


value of net assets acquired by Victor Ebner of College was $ 7,036. The net assets acquired were as follows:

       Common stock retained by College shareholders             $ 1,185
       Excess of liabilities assumed over assets acquired          5,851
                                                                 --------
       Total consideration paid                                  $ 7,036
                                                                 ========


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

The transaction is accounted for using the purchase method of accounting. The Company recorded the carryover historical basis of net

                         VICTOR EBNER ENTERPRISES, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

tangible assets contributed, which did not differ materially from their historical cost. The results of operations subsequent to the date of acquisition are included in the Company's consolidated statement of losses.

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

The following assets and liabilities were received/assumed by the Company in connection with the transaction:


Cash and cash equivalents                                 $      91,584
Accounts Receivable                                              62,589
Prepaid Assets                                                   51,200
Inventory                                                     1,707,749
Building, net                                                   125,899
Intangibles, net                                              1,675,672
Other Assets                                                     46,629
Advances from Related Parties                                (1,915,367)
Notes Payable                                                  (609,215)
Accounts Payable and Accrued Expenses                        (1,179,380)
                                                          --------------
Net assets contributed                                    $      57,360
                                                          ==============

These activities are conducted primarily in Europe and North America.

Liquidity
---------

As shown in the accompanying financial statements, Victor Ebner incurred a net loss of $581,936 from its inception through September 30, 2001. Victor Ebner's current liabilities assets exceeded its current assets by $236,603 as of September 30, 2001. Substantially all of Victor Ebner's assets are illiquid.

                         VICTOR EBNER ENTERPRISES, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

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

                         VICTOR EBNER ENTERPRISES, Inc.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

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

New Accounting Pronouncements
-----------------------------

In March 2000, the Financial Accounting Standards Board issued interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have an affect on the Company's financial statements but may impact the accounting for grants or awards in future periods

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (FAS 141), and FAS 142, Goodwill and Other Intangible Assets (FAS 142). FAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company is required to adopt FAS 141 and FAS 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new standards, the Company will discontinue the amortization of

                         VICTOR EBNER ENTERPRISES, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

goodwill as of December 31, 2001. The Company does not believe that the adoption of FAS 141 or 142 will have a material impact on its consolidated financial statements.

In October 2001, the Financial Accounting Standards Board issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (FAS 121) and related literature and establishes a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale. The Company is required to adopt FAS 144 no later than January 1, 2002. The Company does not believe that the adoption of FAS 144 will have a material impact on its consolidated financial statements.


NOTE B - CAPITAL STOCK

The Company is authorized to issue 100,000,000 shares of common stock, with a par value of $0.001 per share. On January 24, 2001, the Company issued 12,799,999 shares of its common stock to its principal shareholder in exchange for reimbursement of services aggregating $12,790. The Company valued the stock issued based upon the fair value of the services received.

In the nine months ended September 30, 2001, outside investors subscribed to purchase $ 2,500,000 of the Company's common stock priced at $ 2.50 per share in connection with the private placement of its securities to sophisticated investors outside of the United States.

The Company issued 1,185,400 shares of common stock in connection with the merger with College Software.

In June 2001, 774,000 shares were issued in exchange for previously issued common stock subscriptions.

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

On June 28, 2001, the Company's principal shareholder contributed the assets and liabilities of Victor Ebner France SARL and Victor Ebner

                         VICTOR EBNER ENTERPRISES, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

NOTE B - CAPITAL STOCK (CONTINUED)

Enterprises, SA., and its wholly owned subsidiaries Victor Ebner Formation et Recherche Redagogique, Victor Ebner Traduction SA, Victor Ebner Production, and Victor Ebner Edition and Diffusion SA.

In August 2001, 20,000 shares were issued in exchange for previously issued common stock subscriptions.


NOTE C - NOTE PAYABLE

Notes Payable at September 30, 2001 consists of the following:

Loan payable to bank, secured by real property and
improvements, interest at 5% per annum, payable on
or before 2002                                                       $  469,069

Loan payable to bank, secured by accounts receivable
and guaranteed by Company's President and principal
shareholder; interest at Bank' variable lending rate %
per annum, payable on or before 2002                                    140,146
                                                                     -----------
                                                                     $  609,215
                                                                     ===========

NOTE D - LICENSE AGREEMENT

On January 24, 2001, Victor Ebner entered into a Licensing Agreement with Victor Ebner Enterprises, SA, a Swiss company owned by the Company's sole shareholder. The Licensing Agreement provides Victor Ebner with the right to use the Victor Ebner Enterprises SA audio-visual language instruction systems exclusively in the United States. The License Agreement provides for a term of 5 years and a royalty payment equal to the greater of six per cent (6%) of net sales or $25,000 per year. As a result of the contribution of the Victor Ebner Enterprises, SA to the Company by its sole owner, Christian Ebner on June 28, 2001, the License Agreement has been cancelled.

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

         Through June 28, 2001, Victor Ebner was in the development stage and had earned revenues from operations. On June 28, 2001, the Company's principal shareholder, Christian Ebner, contributed his interest in Victor Ebner France SARL and Victor Ebner Enterprises, SA., and its wholly owned subsidiaries Victor Ebner Formation et Recherche Redagogique, Victor Ebner Traduction SA, Victor Ebner Production, and Victor Ebner Edition and Diffusion SA. Mr. Ebner's contributed interest represented 100% of the total and outstanding shares of Victor Ebner France SARL and Victor Ebner Enterprises SA. During the next twelve months Victor Ebner intends to develop a business that creates audio-visual language training instruction systems in the United States as well as integrate the Swiss and French subsidiaries under the Company's organization. This will include, but not be limited to developing marketing materials, renting office and class room space, and interviewing and hiring administrative, marketing and instructional personnel. Victor Ebner may experience fluctuations in operating results in future periods due to a variety of factors including, but not limited to, market acceptance of Victor Ebner's audio-visual language instruction methods and materials, Victor Ebner's ability to acquire and deliver high quality products at a price lower than currently available to consumers, Victor Ebner's ability to obtain additional financing in a timely manner and on terms favorable to Victor Ebner, Victor Ebner's ability to successfully integrate prospective asset acquisitions to its existing business operation, intense and increasing competition from language training schools, online deliveries of language training and materials, delays or errors in Victor Ebner's ability to upgrade and develop its systems and infrastructure in a timely and effective manner, technical difficulties, system downtime or utility brownouts, Victor Ebner's ability to attract customers at a steady rate and maintain customer satisfaction, seasonality of advertising sales, company promotions and sales programs, the amount and timing of operating costs and capital expenditures relating to the expansion of Victor Ebner's business, operations and infrastructure and the implementation of marketing programs, key agreements and strategic alliances, the number of products offered by Victor Ebner, the number of returns and cancellations experienced by Victor Ebner, and general economic conditions specific to the foreign language instruction industry.

THREE MONTHS ENDED SEPTEMBER 30, 2001
-------------------------------------

REVENUES

         During the three months ended September 30, 2001, the Company's revenues increased to $1,322,832 as compared to no revenues during the same period in 2000. The Company's European foreign language instructional business segments, which were acquired in June 2001, generated $1,322,832 in revenues from sale and licensing the Company's books, tapes and CD's and related classroom instructional services during the three months ended September 30, 2001.

COSTS AND EXPENSES

         The Company's costs and expenses increased from $0 during the third quarter of 2000 to $1,361,136 during the three months ended September 30, 2001. General and administrative expenses increased $1,349,749, or 100% to $1,349,749 during the three month period ended September 30, 2001. In addition to incurring costs associated with implementing the Company's business plan (e.g., travel, transportation, professional fees, and consulting fees) during the three months ended September 30, 2001, the Company issued common stock to consultants in lieu of compensation. The Company also incurred the costs associated with the operation of its newly acquired subsidiaries, Victor Ebner France SARL and Victor Ebner Enterprises, SA.

NINE MONTHS ENDED SEPTEMBER 30, 2001
------------------------------------

REVENUES

         During the nine months ended September 30, 2001, the Company's revenues increased to $1,322,832 as compared to no revenues during the same period in 2000. The Company's European foreign language instructional business segments , which were acquired in June 2001, generated $1,322,832 in revenues from sale and licensing the Company's books, tapes and CD's and related classroom instructional services during the nine months ended September 30, 2001

COSTS AND EXPENSES

         The Company's costs and expenses increased from $0 during the nine months ended September 30, 2000 to $1,875,052 during the same period in 2001. General and administrative expenses increased $1,863,665, or 100% to $1,863,665 during the nine month period ended September 30, 2001. In addition to incurring costs associated with implementing the Company's business plan (e.g., travel, transportation, professional fees, and consulting fees) during the nine months ended September, 2001, the Company issued common stock to consultants in lieu of compensation. The Company also incurred the costs associated with the operation of its newly acquired subsidiaries, Victor Ebner France SARL and Victor Ebner Enterprises, SA.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2001, Victor Ebner had a deficiency in working capital of $236,603 compared to a working capital deficit of $31,791 at December 31, 2000, a decrease in working capital of $204,812. The decrease in working capital was due to increases in accounts payable and accrued expenses of $2,226,826 during the period ended September 30, 2001.

         As a result of Victor Ebner's operating losses through September 30, 2001, Victor Ebner generated a cash flow deficit of $54,646 from operating activities. From inception, through September 30, 2001, Victor Ebner has invested $2,473,696 in developing its foreign language programming to be marketed in North America. Victor Ebner met its cash requirements during the period through proceeds of $2,500,000 from the sale of its restricted common stock.

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

         Victor Ebner believes that its existing capital resources will not be sufficient to fund its current level of operating activities, capital expenditures, debt and other obligations through the next 12 months. Victor Ebner anticipates it will generate cash flow deficits (or "burn rate") of $100,000 during the next twelve months. If during that period or thereafter, Victor Ebner is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to Victor Ebner, this could have a material adverse effect on Victor Ebner's business, results of operations liquidity and financial condition.

         The effect of inflation on the Company's revenue and operating results was not significant. The Company's operations are located primarily in Europe and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations.

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

NUMBER OF EMPLOYEES

         As of September 30, 2001, Victor Ebner had 23 full time or part time employees. In order for Victor Ebner to attract and retain quality personnel, Victor Ebner anticipates it will have to offer competitive salaries to future employees. Victor Ebner anticipates increasing its employment base of four (4) to ten (10) full and/or part-time employees in the United State and Canada during the next 12 months. This projected increase in personnel is dependent upon Victor Ebner generating revenues and obtaining sources of financing. As Victor Ebner continues to expand, Victor Ebner will incur additional costs for personnel. There are no assurances Victor Ebner will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes is Securities and Use of Proceeds

         (a) None
         (b) None
         (c) Sale of Securities

During the three months ended September 30, 2001, the Company issued 20,000 shares of its restricted common stock and subscriptions for $465,000 in stock to accredited investors outside the United States in exchange for $515,000. These issuances were considered exempt by reason of Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities

         None


Item 4.  Submission of Matters to a Vote of Security Holders

         None


Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K

         On July 12, 2001, the Company filed a Current Report on Form 8-K dated June 28, 2001 reporting under Item 2, Christian Ebner and Victor Ebner Enterprises, Inc. entered into a capital contribution agreement by the terms of which Mr. Ebner contributed all the outstanding shares of Victor Ebner Enterprises SA, a Swiss company, to Victor Ebner Enterprises, Inc. in exchange for $1.00 and other valuable consideration. Mr. Ebner is the President and a Director of both Victor Ebner Enterprises, Inc. and Victor Ebner Enterprises SA.

SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Victor Ebner Enterprises, Inc., Inc.
(Registrant)

Date: November 19, 2001      By: /s/ Christian Ebner
                             ---------------------------------------------------
                             Christian Ebner
                             Chief Executive Officer and Chief Financial Officer